Form 10-K
period 2015-03-31
Honda Auto Receivables 2014-1 Owner Trust
filed 2015-06-17
CIK 1600410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Item 1117 of Regulation AB.   Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), MUFG Union Bank, N.A. (the “Owner Trustee”), U.S. Bank Trust National Association (the “Delaware Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

Citibank, N.A. (the “Indenture Trustee”) has provided the additional information contained in the following two paragraphs for purposes of compliance with Regulation AB.

“Citibank, N.A. (“Citibank”) is acting as Indenture Trustee for Honda Auto Receivables 2014-1 Owner Trust. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank's alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves or did serve as trustee, filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiff's original state court action. Citibank's motion to dismiss the federal complaint was fully briefed as of May 13, 2015.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank's ability to perform its duties as Indenture Trustee under the Indentures for the ABS transactions. ”

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated February 27, 2014, among Honda Auto Receivables 2014-1 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated February 27, 2014, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99. 3 – Administration Agreement, to be dated February 27, 2014, among Honda Auto Receivables 2014-1 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Citibank, N.A., as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99.4 – Control Agreement, to be dated February 27, 2014, among American Honda Receivables LLC, Honda Auto Receivables 2014-1 Owner Trust, American Honda Finance Corporation, and Citibank, N.A., as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

(c)         Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2014-1 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 17, 2015		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated February 27, 2014, among Honda Auto Receivables 2014-1 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated February 27, 2014, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99. 3 – Administration Agreement, to be dated February 27, 2014, among Honda Auto Receivables 2014-1 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Citibank, N.A., as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

Exhibit 99.4 – Control Agreement, to be dated February 27, 2014, among American Honda Receivables LLC, Honda Auto Receivables 2014-1 Owner Trust, American Honda Finance Corporation, and Citibank, N.A., as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated February 27, 2014, and filed by the registrant on February 27, 2014.

- 8 -